Form 10-K
period 2007-12-31
Alliance Bancorp Trust 2007-OA1
filed 2008-03-31
CIK 1400428

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-135166-01

      Alliance Bancorp Trust 2007-OA1
      (exact name of issuing entity as specified in its charter)

      Alliance Securities Corp.
      (exact name of the depositor as specified in its charter)

      Alliance Bancorp.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199808
  (State or other jurisdiction of         54-2199809
  incorporation or organization)          54-2199810
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the offered certificates as described under
Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the offered certificates of the Issuing Entity as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On July 13, 2007, Alliance Bancorp, the Servicer and Sponsor of the Alliance Securities Corp, Mortgage-Backed Pass Through Certificates, Series 2007-OA1 transaction, and certain affiliates thereof filed voluntary petitions for relief under chapter 7 of title 11 of the United States Code, 11 U.S.C. Sections 101 et seq., in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), case number 0710942. The Bankruptcy Court appointed Montague S. Claybrook as chapter 7 interium trustee in connection with these filings.

A new chapter 7 trustee, Tracy L. Klestadt, was elected by the majority of creditors and confirmed by the court on September 12, 2007. The trustee is continuing to investigate the existence of assets and attempt to liquidate assets for the benefit of the creditors of the estate. As of the filing of this Form 10-K, the bankruptcy case is ongoing.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 31, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', Alliance Bancorp, GMAC Mortgage, LLC and IndyMac Bank, F.S.B., Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.

Due to the voluntary petition for relief filed by Alliance Bancorp under chapter 7 of title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. in the United States Bankruptcy Court for the District of Delaware on July 13, 2007, the report on assessment of compliance and the related attestation for Alliance Bancorp as Named Servicer is not available and unreasonable effort or expense would be involved in procuring such servicer compliance statement. Due to the liquidation of Alliance Bancorp, there is no person to whom a request could be tendered for such assessment and attestation. Thus in reliance on Exchange Act Rule 12b-21, the report on assessment of compliance and the related attestation for Alliance Bancorp are not attached to this 10-K. The disclosure in this paragraph is given in light of the phrase "and except as disclosed in the Exchange Act reports" and the phrase "except as otherwise disclosed in this report" in certifications 4 and 5, respectively of the Rule 13a-14(d)/15d-14(d) Sarbanes-Oxley certification attached hereto as Exhibit 31(ii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Due to the voluntary petition for relief filed by Alliance Bancorp under chapter 7 of title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. in the United States Bankruptcy Court for the District of Delaware on July 13, 2007, the servicer compliance statement for Alliance Bancorp as Named Servicer is not available and unreasonable effort or expense would be involved in procuring such servicer compliance statement. Due to the liquidation of Alliance Bancorp, there is no person to whom a request could be tendered for such servicer compliance statement. Thus in reliance on Exchange Act Rule 12b-21, the servicer compliance statement for Alliance Bancorp is not attached to this 10-K. The disclosure in this paragraph is given in light of the phrase "and except as disclosed in the Exchange Act reports" and the phrase "except as otherwise disclosed in this report" in certifications 4 and 5, respectively of the Rule 13a-14(d)/15d-14(d) Sarbanes-Oxley certification attached hereto as Exhibit 31(ii).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Alliance Bancorp as Named Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.4 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    33.5 IndyMac Bank, F.S.B. as Servicer
    33.6 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Alliance Bancorp as Named Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.4 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    34.5 IndyMac Bank, F.S.B. as Servicer
    34.6 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Alliance Bancorp as Named Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    35.3 IndyMac Bank, F.S.B. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Alliance Bancorp Trust 2007-OA1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Alliance Bancorp as Named Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.4 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    33.5 IndyMac Bank, F.S.B. as Servicer
    33.6 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Alliance Bancorp as Named Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.4 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    34.5 IndyMac Bank, F.S.B. as Servicer
    34.6 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.7 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Alliance Bancorp as Named Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Alliance
    Bancorp
    35.3 IndyMac Bank, F.S.B. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
